Form 10-K
period 2001-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 2001-C
filed 2001-12-28
CIK 1141689

                                               ---------------------------------
                                                          OMB APPROVAL

                                                --------------------------------
                                                ---
                                                OMB Number             3235-0063
                                                Expires:           June 30, 1997
                                                Estimated average burden
                                                hours per response  .....1711.00
                                               ---------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended             September 30, 2001
                         --------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from ______________ to _______________


Commission file number    333-72621-07
                       ---------------


Oakwood Mortgage Investors, Inc, OMI TRUST 2001-C
-------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                 13-4195945
----------------------------------          -----------------------

  State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization


     c/o J P Morgan Chase & Co.
     Attention:  Craig M Kantor
     450 West 33/rd/ Street, 14/th/ floor     New York, NY                 10001
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (212) 946-3651
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 2001-C
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 2001-C

                                    FORM 10-K
                                      INDEX


PART I.

        Item 1.     Business
        Item 2.     Properties
        Item 3.     Legal Proceedings
        Item 4.     Submission of Matters to a Vote of Security Holders

PART II.

        Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
        Item 2.     Selected Financial Data
        Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Item 4.     Financial Statements and Supplementary Data
        Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

        Item 1.     Directors and Executive Officers of the Registrant
        Item 2.     Executive Compensation
        Item 3.     Security Ownership of Certain Beneficial Owners and
                    Management
        Item 4.     Certain Relationships and Related Transactions

PART IV.

        Item 1.     Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I

Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           At the end of the Registrant's fiscal year, there were a total of 45
                                                                             ---
holders of the Registrant's Series 2001-C Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class A-I0, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1    Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

                  99.3    Servicer's Annual Compliance Statement as Required by
                  Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMI TRUST 2001-C, Registrant

                                        By: OAKWOOD ACCEPTANCE CORPORATION, LLC
                                        as servicer


Dated:  December 21, 2001               /s/ Derek M Surette
                                        -------------------
                                        Derek M Surette
                                        Vice President/ Controller

                                INDEX OF EXHIBITS

                                                            Page of Sequentially
                                                                  Numbered Pages
                                                            --------------------


99.1  Annualized Remittance Report.

99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

        OAKWOOD MORTGAGE INVESTORS, INC       2001-C          Note: This fiscal year-end series report, reports information on the
        Oakwood Acceptance Corp. - Servicer                   assets included in OMI Trust 2001-C as of the end of the prepayment
        Fiscal Year Ended Series Report                       period that began on May 1, 2001 and ended on September 30, 2001 and
        Reporting:          Fiscal Year 2001                  as of the end of the collection period that began on May 2, 2001 and ended on October 1, 2001. Accordingly, the information presented with regard to the certificates reflects information as of the close of business on October 15, 2001, which is the distribution date on which collections made and losses incurred during such prepayment period and collection period were passed through to certificateholders

                                                Scheduled Principal Balance of Contracts
        ---------------------------------------------------------------------------------------------------------------------------

        Beginning                                                                                                  Ending
        Principal               Scheduled              Prepaid              Liquidated          Pre-Funding        Principal
        Balance                 Principal              Principal            Principal                              Balance
        ---------------------------------------------------------------------------------------------------------------------------
                 136,541,130.40           (610,118.12)       (8,456,142.46)         (29,883.12)     42,527,974.93     169,972,961.63
        ============================================================================================================================

        Scheduled                                Scheduled                                               Amount
        Gross               Servicing            Pass Thru            Liquidation       Reserve          Available for
        Interest            Fee                  Interest             Proceeds          Fund Draw        Distribution
        ----------------------------------------------------------------------------------------------------------------------
             8,988,874.08          690,588.95          8,298,285.13         11,157.78            0.00       18,067,317.51
        ======================================================================================================================

        Reserve Fund        Total
        Draw                Distribution
        --------------------------------------
                   0.00         18,067,317.51
        ======================================

                                                   Certificate Account
        ----------------------------------------------------------------------------------------------------------------------------

            Beginning                     Deposits                                                Investment            Ending
             Balance           Principal              Interest           Distributions             Interest             Balance
        ----------------------------------------------------------------------------------------------------------------------------
                      0.00          8,818,932.50      6,407,946.26       (15,232,015.32)              8,280.24             3,143.68
        ============================================================================================================================

                  P&I Advances at Distribution Date
        ------------------------------------------------------------------------
            Beginning          Recovered             Current         Ending
             Balance            Advances            Advances        Balance
        ------------------------------------------------------------------------
                     0.00      (4,209,084.32)       6,175,514.43   1,966,430.11
        ========================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:            Fiscal Year 2001

                        Gross Repossessions        Repo Properties Brought      Net Current Repos       Aggregate Repo Properties in
                                                   Current by Borrower                                  Trust at Month-End

                     # Principal Balance         # Principal Balance          # Principal Balance     # Principal Balance
                  ------------------------------------------------------------------------------------------------------------------

May-01               0                 0.00      0                    0.00    0              0.00     0                        0.00
Jun-01               2            88,828.35      0                    0.00    2         88,828.35     2                   88,828.35
Jul-01               5           207,889.09      0                    0.00    3        119,060.74     5                  207,889.09
Aug-01               6           242,309.48      0                    0.00    1         34,495.00     6                  242,384.09
Sep-01              14           497,232.83      0                    0.00    9        284,962.23    15                  527,346.32
                  ------------------------------------------------------------------------------------------------------------------

Total of month
end balance         27         1,036,259.75      0                    0.00   15        527,346.32      28              1,066,447.85
                  ==================================================================================================================
Average month
end balance          5               207252      0                       0    3            105469       6                     213290
                  ==================================================================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:      Fiscal Year 2001

                                                      Delinquency Analysis

                          31 to 59 days               60 to 89 days               90 days and Over     Total Delinq.
                 No. of       Principal       No. of      Principal      No. of        Principal      No. of            Principal

                 Loans         Balance        Loans         Balance      Loans          Balance        Loans            Balance
                 -------------------------------------------------------------------------------------------------------------------

           May-01    74     2,439,164.28        6        254,641.07         0                 0.00       80           2,693,805.35
           Jun-01   145     5,147,230.66       51      1,757,667.63         5           208,949.74      201           7,113,848.03
           Jul-01   182     6,141,883.58       96      3,312,891.47        50         1,814,168.06      328          11,268,943.11
           Aug-01   190     6,609,961.99      121      4,130,073.27       127         4,377,469.55      438          15,117,504.81
           Sep-01   273     9,374,228.19      121      4,148,704.01       230         7,933,505.32      624          21,456,437.52

                 -------------------------------------------------------------------------------------------------------------------

Total of month
end balance         864    29,712,468.70      395     13,603,977.45       412        14,334,092.67    1,671          57,650,538.82
                 ===================================================================================================================
Average month
end balance         173        5,942,494       79         2,720,795        82            2,866,819      334             11,530,108
                 ===================================================================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:         Fiscal Year 2001

REPOSSESSION LIQUIDATION REPORT
See Monthly Investor Report for Detail

                                                                                      Net                                    Net
   Prepayment    Liquidated     Sales       Insur.       Total      Repossession  Liquidation   Unrecov.  FHA Insurance   Pass Thru
                  Principal

    Period         Balance     Proceeds     Refunds     Proceeds      Expenses      Proceeds     Advances   Coverage      Proceeds
------------------------------------------------------------------------------------------------------------------------------------
May-01               0.00          0.00       0.00         0.00         0.00           0.00        0.00       0.00          0.00
Jun-01               0.00          0.00       0.00         0.00         0.00           0.00        0.00       0.00          0.00
Jul-01               0.00          0.00       0.00         0.00         0.00           0.00        0.00       0.00          0.00
Aug-01               0.00          0.00       0.00         0.00         0.00           0.00        0.00       0.00          0.00
Sep-01          29,883.12     15,000.00     241.92    15,241.92     1,780.00      13,461.92    2,304.14       0.00     11,157.78

                --------------------------------------------------------------------------------------------------------------------
Total           29,883.12     15,000.00     241.92    15,241.92     1,780.00      13,461.92    2,304.14       0.00     11,157.78
                ====================================================================================================================

                    Current
   Prepayment     Period Net         Cumulative

    Period       Gain/(Loss)      Gain/(Loss)
-------------------------------------------------

May-01                 0.00
Jun-01                 0.00
Jul-01                 0.00
Aug-01                 0.00
Sep-01           (18,725.34)

                 --------------------------------
Total            (18,725.34)      (18,725.34)
                 ================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:                              Fiscal Year 2001

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                  Original          Beginning          Beginning         Current        Current         Accelerated
              Certificate       Certificate        Certificate    Principal Shortfall   Principal      Principal         Principal
                 Class            Balances           Balances          Carry-Over          Due           Paid          Distribution
------------------------------------------------------------------------------------------------------------------------------------
A-1                              42,800,000.00    42,800,000.00         0.00         9,097,168.77   9,097,168.77       2,035,683.51
A-1 Outstanding Writedown                                  0.00

A-2                              35,100,000.00    35,100,000.00         0.00                 0.00           0.00               0.00
A-2 Outstanding Writedown                                  0.00

A-3                              16,100,000.00    16,100,000.00         0.00                 0.00           0.00               0.00
A-3 Outstanding Writedown                                  0.00

A-4                              26,869,000.00    26,869,000.00         0.00                 0.00           0.00               0.00
A-4 Outstanding Writedown                                  0.00

M-1                              14,326,000.00    14,326,000.00         0.00                 0.00           0.00               0.00
M-1 Outstanding Writedown                                  0.00

M-2                              13,431,000.00    13,431,000.00         0.00                 0.00           0.00               0.00
M-2 Outstanding Writedown                                  0.00

B-1                              10,745,000.00    10,745,000.00         0.00                 0.00           0.00               0.00
B-1 Outstanding Writedown                                  0.00

B-2                              10,745,000.00    10,745,000.00         0.00                 0.00           0.00               0.00
B-2 Outstanding Writedown                                  0.00

Excess Asset Principal Balance    8,954,130.40     8,954,130.40         0.00                 0.00           0.00      (2,035,683.51)

                                               -------------------------------------------------------------------------------------

                                179,070,130.40   179,070,130.40         0.00         9,097,168.77   9,097,168.77               0.00
                                               =====================================================================================

                                Ending Principal                       Ending                        Principal Paid
              Certificate       Shortfall Carry-     Writedown      Certificate           Pool         Per $1,000
                 Class                Over            Amounts         Balances           Factor       Denomination
-------------------------------------------------------------------------------------------------------------------
A-1                                   0.00             0.00          31,667,147.72       73.98866%     260.11337
A-1 Outstanding Writedown                              0.00                   0.00           0.00           0.00

A-2                                   0.00             0.00          35,100,000.00      100.00000%       0.00000
A-2 Outstanding Writedown                              0.00                   0.00           0.00           0.00

A-3                                   0.00             0.00          16,100,000.00      100.00000%       0.00000
A-3 Outstanding Writedown                              0.00                   0.00           0.00           0.00

A-4                                   0.00             0.00          26,869,000.00      100.00000%       0.00000
A-4 Outstanding Writedown                              0.00                   0.00           0.00           0.00

M-1                                   0.00             0.00          14,326,000.00      100.00000%       0.00000
M-1 Outstanding Writedown                              0.00                   0.00           0.00           0.00

M-2                                   0.00             0.00          13,431,000.00      100.00000%       0.00000
M-2 Outstanding Writedown                              0.00                   0.00           0.00           0.00

B-1                                   0.00             0.00          10,745,000.00      100.00000%       0.00000
B-1 Outstanding Writedown                              0.00                   0.00           0.00           0.00

B-2                                   0.00             0.00          10,745,000.00      100.00000%       0.00000
B-2 Outstanding Writedown                              0.00                   0.00           0.00           0.00

Excess Asset Principal Balance        0.00             0.00          10,989,813.91

                               ------------------------------------------------------------------

                                      0.00             0.00         169,972,961.63           7.74
                               ==================================================================

                                (1) This represents the amount of losses on the assets that were allocated to reduce the outstanding principal balance of the certificates in accordance with the applicable pooling and servicing agreement.

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:                          Fiscal Year 2001


CERTIFICATE INTEREST ANALYSIS

                                                          Beginning Carry- Current Priority                     Ending Carry-Over
            Certificate                Pass-Through        Over Priority       Interest             Total       Priority Interest
               Class                       Rate           Interest Balance      Accrual             Paid             Balance
                                    ------------------------------------------------------------------------------------------------
A-1                                   5.16000%                 0.00            808,195.11          808,195.11              0.00
A-1  Carryover Interest                  0.00                  0.00                                      0.00              0.00
A-1  Writedown Interest                  0.00                  0.00                                      0.00              0.00

A-2                                   5.92000%                 0.00            865,800.00          865,800.00              0.00
A-2  Carryover Interest                  0.00                  0.00                                      0.00              0.00
A-2  Writedown Interest                  0.00                  0.00                                      0.00              0.00

A-3                                   6.61000%                 0.00            443,420.85          443,420.85              0.00
A-3  Carryover Interest                  0.00                  0.00                                      0.00              0.00
A-3  Writedown Interest                  0.00                  0.00                                      0.00              0.00

A-4                                   7.40500%                 0.00            829,020.60          829,020.60              0.00
A-4  Carryover Interest                  0.00                  0.00                                      0.00              0.00
A-4  Writedown Interest                  0.00                  0.00                                      0.00              0.00

A-I0                                  6.00000%                 0.00          1,490,000.00        1,490,000.00              0.00
A-I0  Carryover Interest                 0.00                  0.00                                      0.00              0.00
A-I0  Writedown Interest                 0.00                  0.00                                      0.00              0.00

M-1                                   8.06500%                 0.00            481,413.30          481,413.30              0.00
M-1  Carryover Interest                  0.00                  0.00                                      0.00              0.00
M-1  Writedown Interest                  0.00                  0.00                                      0.00              0.00

M-2                                   8.99000%                 0.00            503,102.90          503,102.90              0.00
M-2 Carryover Interest                   0.00                  0.00                                      0.00              0.00
M-2 Writedown Interest                   0.00                  0.00                                      0.00              0.00

B-1                                   8.45375%                 0.00            336,209.56          336,209.56              0.00
B-1  Carryover Interest                  0.00                  0.00                                      0.00              0.00
B-1  Writedown Interest                  0.00                  0.00                                      0.00              0.00

B-2                                  10.50000%                 0.00            470,093.75          470,093.75              0.00
B-2  Carryover Interest                  0.00                  0.00                                      0.00              0.00
B-2  Writedown Interest                  0.00                  0.00                                      0.00              0.00

X                                                      3,267,602.97          2,054,408.85                0.00      5,322,011.82

R                                                              0.00                  0.00                0.00              0.00

Service Fee                           1.00000%                 0.00            690,588.95          690,588.95(1)           0.00

Current Trustee Fees                                                            16,620.21           16,620.21
                                                   ----------------------------------------------------------------------------

                                                       3,267,602.97          8,988,874.08        6,934,465.23      5,322,011.82
                                                   ============================================================================

        Certificate                                   Interest Paid
           Class                                        Per $1,000            Cert.                TOTAL
                                                       Denomination           Class            DISTRIBUTION
                                                   ----------------------------------------------------------
A-1                                                         18.88306          A-1               11,941,047.39
A-1  Carryover Interest
A-1  Writedown Interest

A-2                                                         24.66667          A-2                  865,800.00
A-2  Carryover Interest
A-2  Writedown Interest

A-3                                                         27.54167          A-3                  443,420.85
A-3  Carryover Interest
A-3  Writedown Interest

A-4                                                         30.85417          A-4                  829,020.60
A-4  Carryover Interest
A-4  Writedown Interest

A-I0                                                                          A-I0               1,490,000.00
A-I0  Carryover Interest
A-I0  Writedown Interest

M-1                                                         33.60417          M-1                  481,413.30
M-1  Carryover Interest
M-1  Writedown Interest

M-2                                                         37.45834          M-2                  503,102.90
M-2 Carryover Interest
M-2 Writedown Interest

B-1                                                         31.28986          B-1                  336,209.56
B-1  Carryover Interest
B-1  Writedown Interest

B-2                                                         43.75000          B-2                  470,093.75
B-2  Carryover Interest
B-2  Writedown Interest

X                                                                             X                          0.00

R                                                                             R                          0.00

Service Fee                                                                                        690,588.95

Current Trustee Fees                                                                                16,620.21
                                                                                               --------------

                                                                                                18,067,317.51(1)
                                                                                               ==============



(1) Pursuant to the applicable pooling and servicing agreement, $690,588.95 of the amounts available for distribution on distribution dates during the fiscal year were used to pay servicing fees due the servicer. Consequently, the total amount distributed on the certificates during the fiscal year was $17,376,728.56